Form 10-K/A
period 2017-12-31
COMM 2014-UBS4 Mortgage Trust
filed 2018-06-22
CIK 1612126

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Not applicable.

EXPLANATORY NOTES

The purpose of this Amendment No. 1 (the "Amendment") to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (the "Commission") on March 19, 2018 (the "Original 10-K") is to file with the Commission a report on assessment of compliance with servicing criteria of Berkeley Point Capital LLC, as primary servicer, as Exhibit 33.7 as a replacement of the report on assessment of compliance with servicing criteria filed as Exhibit 33.7 to the Original 10-K.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1	Pooling and Servicing Agreement, dated as of July 1, 2014, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wilmington Trust, National Association, as Trustee, Deutsche Bank Trust Company Americas, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on October 23, 2014 under Commission File No. 333-193376-08 and incorporated by reference herein).
4.2	Pooling and Servicing Agreement, dated as of September 1, 2014, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Situs Holdings, LLC, as Operating Advisor (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on October 24, 2014 under Commission File No. 333-193376-08 and incorporated by reference herein).
31	Rule 13a-14(d)/15d-14(d) Certifications.
33	Reports on assessment of compliance with servicing criteria for asset-backed securities.
33.1	Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-193376-08 and incorporated by reference herein)
33.2	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-193376-08 and incorporated by reference herein)
33.3	Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes to the Original 10-K.)
33.4	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-193376-08 and incorporated by reference herein)
33.5	Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-193376-08 and incorporated by reference herein)
33.6	KeyBank National Association, as Primary Servicer (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-193376-08 and incorporated by reference herein)
33.7	Berkeley Point Capital LLC, as Primary Servicer
33.8	Wells Fargo Bank, National Association, as Primary Servicer of the State Farm Portfolio Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-193376-08 and incorporated by reference herein)
33.9	Rialto Capital Advisors, LLC, as Special Servicer of the State Farm Portfolio Mortgage Loan (filed as Exhibit 33.9 to the Original 10-K under Commission File No. 333-193376-08 and incorporated by reference herein)
33.10	Wilmington Trust, National Association, as Trustee of the State Farm Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)
33.11	Wells Fargo Bank, National Association, as Certificate Administrator of the State Farm Portfolio Mortgage Loan (filed as Exhibit 33.11 to the Original 10-K under Commission File No. 333-193376-08 and incorporated by reference herein)
33.12	Wells Fargo Bank, National Association, as Custodian of the State Farm Portfolio Mortgage Loan (filed as Exhibit 33.12 to the Original 10-K under Commission File No. 333-193376-08 and incorporated by reference herein)
33.13	Situs Holdings, LLC, as Operating Advisor of the State Farm Portfolio Mortgage Loan (filed as Exhibit 33.13 to the Original 10-K under Commission File No. 333-193376-08 and incorporated by reference herein)
33.14	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the State Farm Portfolio Mortgage Loan (filed as Exhibit 33.14 to the Original 10-K under Commission File No. 333-193376-08 and incorporated by reference herein)
33.15	National Tax Search, LLC, as Servicing Function Participant of the State Farm Portfolio Mortgage Loan (filed as Exhibit 33.15 to the Original 10-K under Commission File No. 333-193376-08 and incorporated by reference herein)
34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
34.1	Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193376-08 and incorporated by reference herein)
34.2	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-193376-08 and incorporated by reference herein)
34.3	Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes to the Original 10-K.)
34.4	Deutsche Bank Trust Company Americas, as Certificate Administrator and Custodian (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-193376-08 and incorporated by reference herein)

34.5	Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-193376-08 and incorporated by reference herein)
34.6	KeyBank National Association, as Primary Servicer (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-193376-08 and incorporated by reference herein)
34.7	Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-193376-08 and incorporated by reference herein)
34.8	Wells Fargo Bank, National Association, as Primary Servicer of the State Farm Portfolio Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-193376-08 and incorporated by reference herein)
34.9	Rialto Capital Advisors, LLC, as Special Servicer of the State Farm Portfolio Mortgage Loan (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-193376-08 and incorporated by reference herein)
34.10	Wilmington Trust, National Association, as Trustee of the State Farm Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)
34.11	Wells Fargo Bank, National Association, as Certificate Administrator of the State Farm Portfolio Mortgage Loan (filed as Exhibit 34.11 to the Original 10-K under Commission File No. 333-193376-08 and incorporated by reference herein)
34.12	Wells Fargo Bank, National Association, as Custodian of the State Farm Portfolio Mortgage Loan (filed as Exhibit 34.12 to the Original 10-K under Commission File No. 333-193376-08 and incorporated by reference herein)
34.13	Situs Holdings, LLC, as Operating Advisor of the State Farm Portfolio Mortgage Loan (filed as Exhibit 34.13 to the Original 10-K under Commission File No. 333-193376-08 and incorporated by reference herein)
34.14	CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the State Farm Portfolio Mortgage Loan (filed as Exhibit 34.14 to the Original 10-K under Commission File No. 333-193376-08 and incorporated by reference herein)
34.15	National Tax Search, LLC, as Servicing Function Participant of the State Farm Portfolio Mortgage Loan (filed as Exhibit 34.15 to the Original 10-K under Commission File No. 333-193376-08 and incorporated by reference herein)
35	Servicer compliance statements.
35.1	Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-193376-08 and incorporated by reference herein)
35.2	Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-193376-08 and incorporated by reference herein)
35.3	Deutsche Bank Trust Company Americas, as Certificate Administrator (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-193376-08 and incorporated by reference herein)
35.4	KeyBank National Association, as Primary Servicer (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-193376-08 and incorporated by reference herein)
35.5	Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 35.5 to the Original 10-K under Commission File No. 333-193376-08 and incorporated by reference herein)
35.6	Wells Fargo Bank, National Association, as Primary Servicer of the State Farm Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)
35.7	Rialto Capital Advisors, LLC, as Special Servicer of the State Farm Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)
35.8	Wells Fargo Bank, National Association, as Certificate Administrator of the State Farm Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)
99.1	Mortgage Loan Purchase Agreement, dated as of July 23, 2014, between German American Capital Corporation and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on October 23, 2014 under Commission File No. 333-193376-08 and incorporated by reference herein)
99.2	Mortgage Loan Purchase Agreement, dated as of July 23, 2014, between UBS Real Estate Securities Inc. and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on October 23, 2014 under Commission File No. 333-193376-08 and incorporated by reference herein)
99.3	Mortgage Loan Purchase Agreement, dated as of July 23, 2014, between Cantor Commercial Real Estate Lending, L.P. and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K/A filed on October 23, 2014 under Commission File No. 333-193376-08 and incorporated by reference herein)
99.4	Mortgage Loan Purchase Agreement, dated as of July 23, 2014, between The Bancorp Bank and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K/A filed on October 23, 2014 under Commission File No. 333-193376-08 and incorporated by reference herein)
99.5	Mortgage Loan Purchase Agreement, dated as of July 23, 2014, between KeyBank National Association and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K/A filed on October 23, 2014 under Commission File No. 333-193376-08 and incorporated by reference herein)
99.6	Mortgage Loan Purchase Agreement, dated as of July 23, 2014, among Pillar Funding LLC, Pillar Capital Partners I LLC and Deutsche Mortgage & Asset Receiving Corporation (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K/A filed on October 23, 2014 under Commission File No. 333-193376-08 and incorporated by reference herein)
99.7	Primary Servicing Agreement, dated as of July 1, 2014, between Midland Loan Services, a Division of PNC Bank, National Association and KeyBank National Association (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K filed on July 31, 2014 under Commission File No. 333-193376-08 and incorporated by reference herein)
99.8	Primary Servicing Agreement, dated as of July 1, 2014, between Midland Loan Services, a Division of PNC Bank, National Association and Berkeley Point Capital LLC (filed as Exhibit 99.9 to the registrant’s Current Report on Form 8-K filed on July 31, 2014 under Commission File No. 333-193376-08 and incorporated by reference herein)

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

Date: June 22, 2018

/s/ Natalie Grainger

Natalie Grainger, Director

Date: June 22, 2018